Form 10-K
period 1996-12-31
HOUSEHOLD REVOLVING HOME EQUITY LOAN TRUST 1995-2
filed 1997-02-25
CIK 1002226

SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549


                           FORM 10-K


(Mark One)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended December 31, 1996

                               OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ______ to _______

                   Commission File No. 0-20695

             REVOLVING HOME EQUITY LOAN TRUST 1995-2
     (Exact name of Registrant as specified in Department of the Treasury, Internal Revenue Service Form SS-4)


HOUSEHOLD FINANCE CORPORATION
(Master Servicer of the Trust)
(Exact name as specified in Master Servicer's charter)



            DELAWARE                      36-3670374
(State or other jurisdiction of   (I.R.S. Employer Identification
incorporation of Master Servicer) Number of Registrant)


 2700 SANDERS ROAD, PROSPECT HEIGHTS, ILLINOIS         60070
(Address of principal executive offices of Master    (Zip Code)
Servicer)


Master Servicer's telephone number, including   (847) 564-5000
area code


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes   X            No _____

The aggregate principal amount of the Certificates held by non-affiliates of the Master Servicer as of December 31, 1996 was approximately $637.7 million.

INTRODUCTORY NOTE




     HFC Revolving Corporation, as seller (the "Seller") under a Pooling and Servicing Agreement (the "Agreement") dated as of November 1, 1995, by and among the Seller, Household Finance Corporation, as Master Servicer (the "Master Servicer") and The First National Bank of Chicago, as trustee (the "Trustee") providing for the issuance of Revolving Home Equity Loan Asset Backed Certificates, Series 1995-2 (the "Certificates") and are originators of the trust called the Revolving Home Equity Loan Trust 1995-2 (the "Registrant" or the "Trust").

     Each Certificate represents an undivided interest in the Trust. The Certificates consist of one class of certificates (the "Class A Certificates"). Payment of principal and interest to the holders of the Certificates is supported by a $400 million principal and interest surety bond issued by Capital Markets Assurance Corporation. This Form 10-K has been prepared with reduced disclosure in accordance with past exemptions from reporting requirements granted by the Securities and Exchange Commission (the "Commission") under Section 13 of the Securities Exchange Act of 1934 (the "Act") received by the Master Servicer for trusts substantially similar to the Trust. Items designated herein as "Not Applicable" have been specifically omitted in reliance on such prior exemptions.

PART I


Item 1.   Business.

          Not Applicable.


Item 2.   Properties.

          Not Applicable.


Item 3.   Legal Proceedings.

          The Master Servicer is not aware of any material pending legal proceedings involving either the Registrant, the Trustee, the Sellers or the Master Servicer with respect to the Certificates or the Registrant's property.


Item 4.   Submission of Matters to a Vote of Security Holders.

          No vote or consent of the holders of the Certificates
          (the "Certificateholders") was solicited for any purpose during the year ended December 31, 1996.




PART II


Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.

          To the best knowledge of the Master Servicer, there is no established public trading market for the Certificates.
          As of January 31, 1997, there were 15 Class A
          Certificateholders, some of whom may be holding
          Certificates for the accounts of others.


Item 6.   Selected Financial Data.

          Not Applicable.

Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.

          Not Applicable.


Item 8.   Financial Statements and Supplementary Data.

          Not Applicable.


Item 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure.

          None.




PART III


Item 10.  Directors and Executive Officers of the Registrant.

          Not Applicable.


Item 11.  Executive Compensation.

          Not Applicable.


Item 12.  Security Ownership of Certain Beneficial Owners and
          Management.

          The following table sets forth (i) the name and address of each entity owning more than 5% of the outstanding principal amount of the Class A Certificates; (ii) the principal amount of Certificates owned by each, if known, and (iii) the percent that the principal amount of Certificates owned represents of the outstanding principal amount of the Class A Certificates. The information set forth in the table is based upon information obtained by the Master Servicer from the Trustee and from The Depository Trust Company as of January 31, 1997. The Master Servicer is not aware of any Schedules 13D or 13G filed with the Securities and Exchange Commission in respect of the Certificates.

                                             Amount Owned

                                        All dollar amounts are
                                             in thousands

Name and Address                        Principal      Percent


Certificateholders


Bank of New York                        $ 53,400        8.37
925 Patterson Plank Road
Secaucus, NJ 07094

Bankers Trust Company                   $221,500       34.74
648 Grassmere Park Drive
Nashville, TN 37211

Chase Manhattan Bank/Chemical           $ 92,200       14.46
Auto Settle Department
4 New York Plaza, 4th Floor
New York, NY 10004

Marine/Treasury Investments             $ 60,000        9.41
140 Broadway - Level A
New York, NY 10015

Republic National Bank of New York      $ 40,000        6.27
  --Investment Account
One Hanson Place, Lower Level
Brooklyn, NY 11243

Swiss American Securities, Inc.         $ 54,000        8.47
100 Wall Street
New York, NY 10005






Item 13.  Certain Relationships and Related Transactions.

          None or Not Applicable.








PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
          Form 8-K.

          (a) List the following documents filed as a part of the report:

               (1)  Financial Statements

                    Not Applicable.

               (2)  Financial Statement Schedules

                    Not Applicable.

               (3) The Master Servicer is obligated to prepare an Annual Statement to Certificateholders for the year ended December 31, 1996 and the Independent Public Accountants are required to prepare an Annual Servicing Report pertaining to the compliance of the Master Servicer with its servicing obligations pursuant to the Agreement for such year. Copies of said documents are or will be filed as exhibits to this Form 10-K when they are available.

          (b) The Registrant filed the following current reports on Form 8-K for the fourth quarter of 1996:

               Date of Reports     Items Covered

               October 21, 1996    Item 7 -- Statement with respect
               November 20, 1996   to distributions made on
               December 20, 1996   October 21, 1996, November 20,
                                   1996 and December 20, 1996.

          (c) Exhibit 99. Annual Statement to Certificateholders for the year ended December 31, 1996.

          (d)  Not Applicable.



U:\WP\HFS088\95-10K\HEL95-2

SIGNATURES




     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Master Servicer has duly caused this report to be signed on behalf of the Revolving Home Equity Loan Trust 1995-2 by the undersigned, thereunto duly authorized.




                          HOUSEHOLD FINANCE CORPORATION,
                    as Master Servicer of and on behalf of the

                     REVOLVING HOME EQUITY LOAN TRUST 1995-2
                                 (Registrant)




Date:  February 17, 1997      By:/s/ John W. Blenke
                                 John W. Blenke
                                 Assistant Secretary

                           Exhibit Index


Exhibit No.    Exhibit                                      Page No.

99             Annual Statement to Certificateholders          9
               for the year ended December 31, 1996