Form 10-K/A
period 1997-12-31
HOUSEHOLD REVOLVING HOME EQUITY LOAN TRUST 1995-2
filed 1998-05-04
CIK 1002226

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




Date:  May 1, 1998            By:/s/John W. Blenke
                                 John W. Blenke
                                 Assistant Secretary












U:\WP\HFS088\95-10K\RHEL95-2.AMD

                           Exhibit Index


Exhibit No.    Exhibit                                      Page No.

99             Copy of Independent Public Accountants          4
               Annual Servicing Report dated January 21,
               1998.